Form 10-Q
period 2024-03-31
Keypath Education International, Inc.
filed 2024-05-24
CIK 1865852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56641

Keypath Education International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2590572
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1501 East Woodfield Road, Suite 204N
Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
Tel: (224) 419-7988

1933 N. Meacham Rd., Suite 310, Schaumburg, IL 60173
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant had 214,694,686 shares of common stock, par value $0.01 per share, including shares underlying all issued and outstanding CHESS Depositary Interests, outstanding as of May 20, 2024.

i

EXPLANATORY NOTE

As of April 24, 2024, Keypath Education International, Inc.’s (the “Company”) Registration Statement on Form 10 was declared effective, which registered shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), following which the Company became subject to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the rules and regulations promulgated thereunder, which requires the Company to, among other things, file quarterly reports on Form 10-Q. The Company is filing this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (this “Form 10-Q”).

Shares of our Common Stock are publicly traded on the Australian Securities Exchange (the “ASX”), under the ticker “KED,” in the form of CHESS Depositary Interests (“CDIs”). CDIs are units of beneficial ownership in shares of our Common Stock that are held in trust for CDI holders by CHESS Depository Nominees Pty Ltd., a subsidiary of ASX Limited, the company that operates the ASX. The CDIs are also convertible at the option of the holders thereof into shares of our Common Stock on a 1-for-1 basis, such that, for every CDI converted, a holder will receive one share of Common Stock.

In this Form 10-Q, unless the context suggests otherwise, the terms:

●	“we,” “us,” “our,” “Keypath” and “Company” refer to Keypath Education International, Inc., a Delaware corporation, and its subsidiaries;

●	“$” or “USD” refers to U.S. Dollar;

●	“Board” or “Board of Directors” refers to the board of directors of Keypath Education International, Inc.;

●	“CDI Rights” refers to the rights to receive CDIs following the completion of the IPO;

●	“Healthcare” includes the Nursing and the Health & Social Services verticals;

●	“IPO” refers to the Company’s initial public offering of its CDIs on the ASX, completed on June 1, 2021;

●	“Legacy LTIP Cash Awards” refers to Legacy Long-Term Incentive Plan Cash Awards plan that was terminated in 2021, in conjunction with the IPO, and replaced by the conditional rights to receive a cash payment;

●	“OPM” refers to Online Program Management providers, who partner with universities to recruit, mentor and retain students through their online programs;

●	“RSUs” refers to Restricted Stock Units, rights to receive CDIs or cash that are subject to restrictions, including on transfer, until specified conditions are satisfied;

●	“SEC” refers to the U.S. Securities and Exchange Commission;

●	“Stockholders” refers to the holders of beneficial interest of the Company’s shares of Common Stock, including all shares of Common Stock underlying our CDIs;

●	“U.K.” refers to the United Kingdom;

●	“U.S.” refers to the United States;

●	“U.S. GAAP” refers to generally accepted accounting principles in the U.S.; and

●	“2021 Equity Incentive Plan” refers to the plan adopted by the Company under which various equity rights over CDIs may be granted to employees, directors and other eligible participants.

ii

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

The forward-looking statements in this Quarterly Report on Form 10-Q are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including, but not limited to:

●	trends in the higher education market and the market for online education, and expectations for growth in those markets;

●	the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

●	the impact of competition on our industry and innovations by competitors;

●	our ability to comply with evolving regulations and legal obligations related to third-party servicers, revenue models, data privacy, data protection and information security;

●	our expectations about the potential benefits of KeypathEDGE data insights;

●	our dependence on third parties to provide certain technological services or components used in our platform;

●	our expectations about the predictability, visibility and recurring nature of our business model;

●	our ability to meet the anticipated launch dates of our degree programs;

●	our ability to acquire new university clients and expand our degree programs with existing university clients;

●	our ability to successfully integrate the operations of any acquisitions to achieve the expected benefits of any acquisitions and manage, expand and grow the combined company;

●	our ability to execute our growth strategy;

●	our ability to attract, hire and retain qualified employees;

●	our expectations about the scalability of our platform;

●	potential changes in regulations applicable to us or our university clients;

●	our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations;

●	the potential negative impact of the significant decline in the market price of our Common Stock;

●	the impact of any natural disasters or public health emergencies; and

●

other risks described in our filings with the SEC, including under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, our Registration Statement on Form 10-12G, as amended, and any of our subsequent filings with the SEC.

As a result of these and other factors, including additional risks that we presently do not know or that we currently believe are immaterial, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and existing risks and uncertainties may become more material, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We qualify all of our forward-looking statements by these cautionary statements. All forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, or future events or otherwise.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Keypath Education International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands of U.S. dollars)

	March 31, 2024	June 30, 2023
ASSETS
Current Assets
Cash	$41,223	$46,840
Accounts receivable, net of allowance	10,497	10,947
Prepaid expenses and other current assets	1,577	2,232
Total Current Assets	53,297	60,019
Property and equipment, net	707	1,007
Operating lease right-of-use assets	173	392
Goodwill	8,754	8,754
Intangible assets, net	8,611	7,589
Contract acquisition costs	2,523	3,023
Deferred tax asset	253	1,103
Other assets	362	420
Total Assets	$74,680	$82,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,738	$6,991
Accrued liabilities	12,355	12,704
Deferred revenue	5,379	7,023
Income tax payable	587	508
Operating lease liabilities	426	553
Total Current Liabilities	25,485	27,779
Deferred tax liabilities	62	29
Long-term operating lease liabilities	139	440
Total Liabilities	25,686	28,248

Stockholders’ Equity
Common stock	2,147	2,140
Additional paid-in capital	259,677	257,564
Accumulated deficit	(212,377)	(204,970)
Accumulated other comprehensive loss	(453)	(675)
Total Stockholders’ Equity	48,994	54,059
Total Liabilities and Stockholders’ Equity	$74,680	$82,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Keypath Education International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue	$35,699	$32,866	$102,608	$91,554
Operating expenses:
Salaries and wages	19,062	17,771	53,564	54,326
Direct marketing	12,461	12,214	34,778	34,770
General and administrative	4,248	4,050	13,620	12,071
Depreciation and amortization	1,527	1,323	4,231	4,062
Stock-based compensation	751	1,220	2,170	3,103
Total operating expenses	38,049	36,578	108,363	108,332
Operating loss	(2,350)	(3,712)	(5,755)	(16,778)
Interest expense	(50)	-	(50)	-
Other expense, net	(197)	(370)	(398)	(558)
Loss before income taxes	(2,597)	(4,082)	(6,203)	(17,336)
Income tax benefit (expense)	50	(439)	(1,204)	(699)
Net loss	$(2,547)	$(4,521)	$(7,407)	$(18,035)

Loss per share:
Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.08)
Weighted-average shares of common stock outstanding, basic and diluted	214,694,686	213,630,891	214,515,117	212,778,578

Comprehensive loss:
Net loss	$(2,547)	$(4,521)	$(7,407)	$(18,035)
Foreign currency translation adjustment	(153)	74	222	(39)
Total comprehensive loss	$(2,700)	$(4,447)	$(7,185)	$(18,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Keypath Education International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	214,694,686	$2,147	$258,926	$(209,830)	$(300)	$50,943
Net loss	-	-	-	(2,547)	-	(2,547)
Currency translation adjustment	-	-	-	-	(153)	(153)
Stock-based compensation	-	-	751	-	-	751
Balance as of March 31, 2024	214,694,686	$2,147	$259,677	$(212,377)	$(453)	$48,994

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	213,523,881	$2,136	$255,406	$(194,041)	$(891)	$62,610
Net loss	-	-	-	(4,521)	-	(4,521)
Currency translation adjustment	-	-	-	-	74	74
Stock-based compensation	-	-	1,220	-	-	1,220
CDI vesting, net of payments of taxes from withheld shares	153,841	1	(26)	-	-	(25)
Balance as of March 31, 2023	213,677,722	$2,137	$256,600	$(198,562)	$(817)	$59,358

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2023	213,971,128	$2,140	$257,564	$(204,970)	$(675)	$54,059
Net loss	-	-	-	(7,407)	-	(7,407)
Currency translation adjustment	-	-	-	-	222	222
Stock-based compensation	-	-	2,170	-	-	2,170
CDI vesting, net of payments of taxes from withheld shares	723,558	7	(57)	-	-	(50)
Balance as of March 31, 2024	214,694,686	$2,147	$259,677	$(212,377)	$(453)	$48,994

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2022	208,223,105	$2,082	$255,481	$(180,527)	$(778)	$76,258
Net loss	-	-	-	(18,035)	-	(18,035)
Currency translation adjustment	-	-	-	-	(39)	(39)
Stock-based compensation	-	-	3,103	-	-	3,103
CDI vesting, net of payments of taxes from withheld shares	6,524,159	65	(1,478)	-	-	(1,413)
Employee stock repurchases	(1,069,542)	(10)	(506)	-	-	(516)
Balance as of March 31, 2023	213,677,722	$2,137	$256,600	$(198,562)	$(817)	$59,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Keypath Education International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(7,407)	$(18,035)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,231	4,062
Stock-based compensation	2,170	3,103
Deferred compensation liability	-	1,825
Deferred income taxes	874	552
Other, net	207	86
Changes in operating assets and liabilities:
Accounts receivable	420	(7,177)
Prepaids and other	599	923
Accounts payable and accrued liabilities	(434)	(6,106)
Deferred revenue	(1,574)	4,851
Income tax payable	65	(370)
Net cash from operating activities	(849)	(16,286)

Investing activities:
Capitalized software and website development costs	(4,172)	(3,324)
Purchases of property and equipment	(232)	(630)
Net cash from investing activities	(4,404)	(3,954)

Financing activities:
Payments of taxes from withheld shares	(50)	(1,413)
Employee stock repurchases	-	(516)
Net cash from financing activities	(50)	(1,929)

Effect of exchange rate changes on cash	(314)	(162)
Net change in cash	(5,617)	(22,331)
Cash at beginning of period	46,840	59,179
Cash at end of period	$41,223	$36,848

Supplemental cash flows information:
Income taxes paid	$242	$390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Keypath Education International, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(In thousands of U.S. dollars, except share data and unless otherwise indicated)

1. Principal business activity and significant accounting policies

Description of business

Keypath Education International, Inc.’s principal activity is OPM primarily serving the postgraduate education market of traditional universities. The Company enables universities in Australia, the U.S., Canada, the U.K., Malaysia and Singapore to deliver technology-enabled online degrees and programs driven by market demand. Through end-to-end technology and data-driven service, the Company and its subsidiaries partner with universities to design, launch, and grow online programs that deliver career-relevant skills to address global, social and economic challenges and prepare busy professionals for the future of work.

The suite of services the Company provides to its university partners includes program design and development, marketing, management, student recruitment, student support, clinical placement services and faculty recruitment. Additionally, we continue to develop and improve KeypathEDGE, which offers data-informed insights to improve the experiences of both universities and students. The Company enters into long-term contracts with universities and earns revenue through an agreed revenue share with the relevant university during the contracted term. Keypath has over 700 employees spanning five countries (U.S., Canada, U.K., Australia and Malaysia).

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. All amounts are reported in U.S. dollars, unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the nine months ended March 31, 2024 and 2023, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form 10-12G, filed with the SEC on February 26, 2024, as amended. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.

Segment

The Company’s chief operating decision maker is its CEO, who reviews the financial results of the Company on an aggregate basis when making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment, which is OPM.

While the Company operates in different geographies, the OPM business offered by the Company in each geography is fundamentally the same. The CEO evaluates revenue by geography as an important measure of operating performance and growth. However, the costs of the Company are assessed by the CEO on a consolidated basis as many costs are centralized on cross geographic boundaries, and accordingly any measure of profitability by geography is not considered meaningful.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Estimates and assumptions are inherent in the analysis and the measurement of impairment of accounts receivable, the recoverability of long-lived assets, amortizable intangibles, goodwill, deferred tax assets, and stock-based compensation expense. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.

2. Revenue

The following table presents revenue disaggregated by geographical regions for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Americas & Europe	$21,060	$18,584	$59,376	$50,545
APAC	14,639	14,282	43,232	41,009
Total revenue	$35,699	$32,866	$102,608	$91,554

Our Americas & Europe region includes the U.S., Canada and the U.K. Our Asia-Pacific (“APAC”) region currently includes Australia, Malaysia and Singapore.

Contract Acquisition Costs

The Company’s incremental direct costs of obtaining a contract, which consist of sales commissions, are capitalized and amortized over the term of the contract life, which usually ranges from seven to ten years. The following table represents amortization of the sales commissions for the three and nine months ended March 31, 2024 and 2023, recognized within depreciation and amortization in the condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Amortization of capitalized sales commissions	$191	$142	$517	$405

Contract acquisition costs consisted of the following:

	March 31, 2024	June 30, 2023
Gross carrying amount	$4,884	$4,902
Accumulated amortization	(2,361)	(1,879)
Net contract acquisition costs	$2,523	$3,023

Contract liabilities

Contract liabilities consist of deferred revenue. The following table presents the changes in the Company’s deferred revenue for the nine months ended March 31, 2024:

Balance as of June 30, 2023	$7,023
Additional amounts deferred	4,272
Revenue recognized	(5,916)
Balance as of March 31, 2024	$5,379

Allowance for Doubtful Accounts

The following table presents the changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2024:

Balance as of June 30, 2023	$575
Charged to expenses	10
Write-offs	(405)
Balance as of March 31, 2024	$180

3. Amortizable intangible assets

Finite-lived intangible assets consisted of the following as of March 31, 2024 and June 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Capitalized course development costs	$13,833	$(9,191)	$4,642
Capitalized software and website development costs	7,147	(4,305)	2,842
Customer relationships	1,910	(1,340)	570
Trade names	205	(144)	61
Work in progress – course development	496	-	496
Balance as of March 31, 2024	$23,591	$(14,980)	$8,611

	Gross Carrying Amount	Accumulated Amortization	Net Value
Capitalized course development costs	$11,582	$(7,382)	$4,200
Capitalized software and website development costs	5,388	(3,238)	2,150
Customer relationships	1,910	(1,220)	690
Trade names	205	(131)	74
Work in progress – course development	475	-	475
Balance as of June 30, 2023	$19,560	$(11,971)	$7,589

The changes in the carrying amount of intangible assets were as follows:

Balance as of June 30, 2023	$7,589
Additions	4,172
Amortization during the period	(3,120)
Changes due to foreign currency fluctuations	(30)
Balance as of March 31, 2024	$8,611

4. Accrued liabilities

Accrued liabilities consisted of the following as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
Compensation	$7,423	$7,446
Direct marketing	3,755	4,304
Professional fees	843	550
Other	334	404
Total accrued liabilities	$12,355	$12,704

5. Deferred compensation liability

In conjunction with the Company’s IPO, the Legacy LTIP Cash Awards granted each eligible employee the right to receive a cash payment if the Company achieves certain market capitalization criteria within two years following the IPO, provided that the eligible employee remains in continuous employment with the Company on the payment date following the achievement of the applicable market capitalization criteria. The maximum contractual term of the liability award was $4,000.

In August 2022, the Board of Directors approved termination of the Legacy LTIP Cash Awards in exchange for the payment of an amount equal to 50% of the maximum award.

Subsequently, in September 2022, holders of the Legacy LTIP Cash Awards received a cash payment of $2,000. Accrued deferred compensation liability was $175 as of June 30, 2022.

Legacy LTIP Cash Awards expense was $1,825 for the nine months ended March 31, 2023, and is recognized within salaries and wages in the condensed consolidated statement of operations and comprehensive loss.

6. Loss per share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic loss per share for the three and nine months ended March 31, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss.

Accordingly, 4,894,462 options for CDIs and 10,578,569 RSUs have been excluded from the calculation of weighted-average number of shares for the three and nine months ended March 31, 2024. 5,634,396 options for CDIs, 412,610 CDI Rights and 5,651,208 RSUs have been excluded from the calculation of weighted-average number of shares for the three and nine months ended March 31, 2023.

The following table summarizes the loss per share for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,547)	$(4,521)	$(7,407)	$(18,035)

Denominator:
Weighted-average common shares, basic and diluted	214,694,686	213,630,891	214,515,117	212,778,578

Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.08)

7. Stock-based compensation

In November 2023, the Board of Directors of Keypath approved the issuance of RSUs to certain employees and members of the executive leadership team (“ELT”) granted under the 2021 Equity Incentive Plan. There are two plans under the RSU award agreement:

●	Long-Term Equity (LTE) Plan – to ELT and certain employees
●	Long-Term Incentive (LTI) Plan – to ELT

The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.

RSUs granted in November 2023 under the LTE Plan vest in equal, annual installments over a three-year period (a “tranche”) on September 1, 2024, September 1, 2025 and September 1, 2026, in each case, if the participant is continuously employed by, or maintains a service relationship with, the Company or any Affiliate through the applicable vesting date. 5,220,000 RSUs under LTE Plan were assigned a weighted-average fair value of $0.19 per award, for a total value of approximately $1.0 million.

RSUs granted in November 2023 under the LTI Plan vest on September 1, 2026 (cliff vesting period of three years), if the participant is continuously employed by, or maintains a service relationship with, the Company or any affiliate through such date, and based on achievement of performance criteria in relation to revenue and Adjusted EBITDA for fiscal year 2026. Management believes that achievement of the performance criteria are probable as of the grant date and as of March 31, 2024. 1,250,000 RSUs under the LTI Plan were assigned a weighted-average fair value of $0.19 per award, for a total value of approximately $0.2 million.

The following table presents stock-based compensation expense recognized within salaries and wages in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
CDIs	$50	$143	$210	$531
CDI Rights	-	169	-	756
Options	284	513	1,019	1,288
RSUs	417	395	941	528
Stock-based compensation	$751	$1,220	$2,170	$3,103

8. Commitments and contingencies

The Company is not aware of any pending or threatened legal proceedings that individually or in the aggregate would have a material adverse effect on the Company’s business, operating results, or financial conditions. The Company may in the future be party to litigation arising in the ordinary course of business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provides for the potential of indemnification obligations. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any claims or been required to defend any actions related to its indemnification obligations; however, the Company may record charges in the future as a result of these indemnification obligations. In addition, the Company has indemnification agreements with its directors and certain executive officers that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service with the Company. The terms of such obligations may vary.

9. Subsequent events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through May 23, 2024, the date the condensed consolidated financial statements were available to be issued.

On May 23, 2024, the Company entered into an Agreement and Plan of Merger with Karpos Intermediate, LLC, a Delaware limited liability company (“Parent”), and Karpos Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is a newly formed entity that is an affiliate of Sterling Partners, which also indirectly controls AVI Mezz Co., L.P. (the “Majority Stockholder”), which holds its Company CDIs on behalf of Sterling Capital Partners IV, L.P. and SCP IV Parallel, L.P.. The Majority Stockholder currently holds approximately 66% of the outstanding CDIs. The proposed transaction constitutes a “going-private transaction” under the rules of the SEC and is expected to close by the first quarter of our fiscal year 2025, subject to customary closing conditions, including stockholder approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Registration Statement on Form 10-12G, filed with the SEC on February 26, 2024, as amended. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth throughout this Quarterly Report on Form 10-Q as well as those identified in the “Risk Factors” section of our registration statement on Form 10-12G. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Overview

We are a leading global education technology (“EdTech”) company1 that partners with universities to deliver market-led, online higher education programs. Our university partner programs attract students looking to upskill or reskill to prepare for the future of work in an increasingly knowledge-based economy facing significant skills shortages, particularly in areas such as Healthcare.

Keypath was founded in Chicago in 2014 as a full-service OPM company. We provide a bundled suite of services to our university partners, including market research, program design and development, faculty recruitment and training, marketing and student recruitment, student support services, and field and clinical placements. Additionally, we continue to develop and improve KeypathEDGE, which offers data-informed insights to improve the experiences of both universities and students.

We enter into long-term contracts with universities and earn revenue from a share of tuition fees, typically ranging from 40% to 60%, paid to our university partners by students enrolled in the online programs delivered by us. Tuition shares are agreed with us and our university partners for each program prior to launch.

For more information, please see “Item 1 -- Business” of our Registration Statement on Form 10-12G, as amended.

Key Operating Metrics (Non-GAAP)

The following discussion of our results of operations includes references to, and analysis of, contribution margin, contribution margin percentage and Adjusted EBITDA (as defined below), which are financial measures not recognized in accordance with U.S. GAAP. These non-GAAP financial measures are used by management to monitor and evaluate the Company’s operating performance and make strategic decisions, including these related to operating expenses, and are used by investors to understand and evaluate our operating performance. These measures are not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies. A reconciliation of these non-GAAP measures to their most directly comparable measures under U.S. GAAP is included below.

●	Contribution margin is revenue less direct costs, which consist of salaries and wages, direct marketing and general and administrative expenses attributable to pre-enrollment services, post-enrollment services, and account management functions (“direct departments”), all of which directly relate to our revenue generating activities. Contribution margin is used to monitor and evaluate financial performance for individual programs relative to planned performance targets over the whole-of-life of the programs.

[1]	Keypath’s management believes that Keypath is a leading global EdTech company as we operate across a range of jurisdictions and have been central in introducing or significantly expanding the postgraduate OPM model in a number of those jurisdictions. For example, we believe that we lead the competitive, postgraduate OPM landscape in Australia by partnering with eleven universities, which represents approximately 24% of the universities in Australia, and we are one of the first to offer the OPM postgraduate higher education model in Singapore and Malaysia. In addition, Keypath is categorized by Holon IQ (a global data platform for the climate, education and healthcare markets) as one of 18 major OPMs worldwide. Holon IQ uses analytics to generate market intelligence in discreet economic sectors (including higher education) and tracks hundreds of OPMs around the world.

●	Contribution margin percentage represents our contribution margin as a percentage of revenue.

●	Adjusted EBITDA is earnings before interest, tax, depreciation and amortization less certain non-recurring items as well as stock-based compensation (“SBC”) expense and Legacy LTIP Cash Awards. In addition to the above, Adjusted EBITDA is used to determine non-equity incentive compensation.

For each of the periods indicated, the following table presents the Company’s gross profit, as calculated in accordance with U.S. GAAP, and the Company’s contribution margin and contribution margin percentage, and reconciles contribution margin and contribution margin percentage to gross profit and gross profit percentage, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024 $’000	2023 $’000	2024 $’000	2023 $’000
Revenue	35,699	32,866	102,608	91,554
Direct salaries and wages	(13,391)	(12,847)	(38,574)	(38,177)
Direct marketing	(12,461)	(12,214)	(34,778)	(34,770)
General and administrative allocated to direct departments	(705)	(655)	(2,048)	(2,215)
Stock-based compensation allocated to direct departments	(75)	(131)	(189)	(397)
Amortization of intangible assets	(1,105)	(924)	(3,120)	(2,887)
Gross profit	7,962	6,095	23,899	13,108
Gross profit %	22.3%	18.5%	23.3%	14.3%
Adjusted to exclude the following:
Stock-based compensation allocated to direct departments	75	131	189	397
Amortization of intangible assets	1,105	924	3,120	2,887
Contribution margin	9,142	7,150	27,208	16,392
Contribution margin %	25.6%	21.8%	26.5%	17.9%

For each of the periods indicated, the following table reconciles the Company’s primary measures of profitability Adjusted EBITDA to net loss for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024 $’000	2023 $’000	2024 $’000	2023 $’000
Net loss	(2,547)	(4,521)	(7,407)	(18,035)
Adjusted to exclude the following:
Income tax (benefit) expense	(50)	439	1,204	699
Interest expense	50	-	50	-
Depreciation and amortization	1,527	1,323	4,231	4,062
Stock-based compensation	751	1,220	2,170	3,103
Legacy LTIP Cash Awards	-	-	-	1,825
Restructuring	-	388	-	388
SEC registration costs	678	99	2,434	99
Adjusted EBITDA	409	(1,052)	2,682	(7,859)

Components of Results of Operations

Revenue

Revenue is generated from OPM services and comprises Keypath’s share of tuition fees paid to university partners by students undertaking the online programs that Keypath developed and launched for those university partners. The percentage of revenue share that Keypath earns is negotiated and specific to each contract, typically falling within the range of 40% to 60% of the tuition revenue. Contract durations with partners typically span from seven to ten years.

Programs are custom-developed, and revenue begins to accrue upon the enrollment of the first students in a program, typically occurring approximately six to eight months after the contract is signed.

Keypath provides its university partners with highly integrated OPM services, including market research, program development, academic services, marketing and recruitment, placement services, student services, faculty recruitment and course development to support online learning degree programs offered by universities.

Operating expenses

●	Salaries and wages – The Company’s cost base is primarily employee costs relating to the salaries and wages of its direct cost departments, including recruitment (comprising student recruitment advisors and recruitment management departments), marketing services, product development (employees who work on program and learning design), student retention, account management and student placement. In addition to these direct costs, the Company also has corporate functions such as IT, finance, legal, HR, corporate communications, business development and executive management. Employee levels in most direct areas are determined so as to ensure that existing and planned contractual service standards can be met and tend to be program specific. Salaries and wages in other areas are less program specific and less affected by increases in revenue.

●	Direct marketing – The Company relies on pay per click advertising via Google, Facebook and LinkedIn as its main marketing channel in promoting online programs. Other lead generating channels also include search engine optimization, pay per impression and email marketing. Direct marketing costs also include creative costs, representing outsourced expenses related to creative design work, public relations and video.

●	General and administration (“G&A”) – G&A includes the aggregate costs of managing and administrating the affairs of the Company. Other G&A expenses primarily include information technology and communications, lease and property outgoings, professional fees and outsourced services, insurance, and travel.

●	Depreciation and Amortization – Depreciation and amortization expenses primarily consist of the depreciation of property and equipment, and the amortization of intangible assets. Depreciation includes expenses related to computer equipment, office equipment, and leasehold improvements. Amortization includes expenses associated with our capitalized course development, software and website development costs, as well as acquired intangible assets and contract acquisition costs. Course development expenditure primarily consists of capitalized salaries and wages of staff and contractor costs directly involved in program development. The Company capitalizes certain costs associated with developing its internal-use software. Contract acquisition costs include capitalized commissions paid to staff who earn such commissions as part of their compensation for selling new partners and programs.

●	SBC – SBC consists of two components:

●	SBC - 2021 Equity Incentive Plan (Ongoing): The Company adopted the 2021 Equity Incentive Plan with effect from the IPO.

●	SBC - Legacy Plans (Legacy): Prior to the IPO, Steve Fireng, our Founder, Executive Director and Global Chief Executive Officer, held restricted units, while certain employees and former directors held unit options. These awards were cancelled upon the IPO and replaced by CDIs and CDI Rights, respectively.

Other (expense) income

Other (expense) income primarily includes foreign currency transaction (losses) gains.

Provision for Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024 $’000	2023 $’000	2024 $’000	2023 $’000
Revenue	35,699	32,866	102,608	91,554
Operating expenses:
Salaries and wages	19,062	17,771	53,564	54,326
Direct marketing	12,461	12,214	34,778	34,770
General and administrative	4,248	4,050	13,620	12,071
Depreciation and amortization	1,527	1,323	4,231	4,062
Stock-based compensation	751	1,220	2,170	3,103
Total operating expenses	38,049	36,578	108,363	108,332
Operating loss	(2,350)	(3,712)	(5,755)	(16,778)
Interest expense	(50)	-	(50)	-
Other expense, net	(197)	(370)	(398)	(558)
Loss before income taxes	(2,597)	(4,082)	(6,203)	(17,336)
Income tax expense	50	(439)	(1,204)	(699)
Net loss	(2,547)	(4,521)	(7,407)	(18,035)

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenue

	Three Months Ended March 31,
Revenue by region	2024 $’000	2023 $’000	Change $’000	Change %	Organic Growth [a]	Foreign Exchange [b]
Americas & Europe	21,060	18,584	2,476	13.3%	13.2%	0.1%
APAC	14,639	14,282	357	2.5%	6.7%	(4.2)%
Total revenue	35,699	32,866	2,833	8.6%	10.4%	(1.7)%

(a)	Organic growth represents the change in revenue excluding the impact of foreign exchange impacts.

(b)	The comparisons at constant currency rates (foreign exchange) reflect comparative local currency foreign exchange rates at the prior period’s average foreign exchange rates. This measure provides information on the change in revenue assuming that foreign currency exchange rates have not changed between the prior period and the current period. Management believes the use of this measure aids in the understanding of changes in revenue without the impact of foreign currency.

The Company earned revenue of $35.7 million in the three months ended March 31, 2024 compared to $32.9 million in the three months ended March 31, 2023, an increase of 8.6%. On a constant currency basis, revenue increased by 10.4% when adjusted for unfavorable foreign exchange impacts of $0.6 million.

Our Americas & Europe region includes the U.S., Canada and the U.K. Our APAC region includes Australia, Malaysia and Singapore. The Company’s revenues are primarily earned in the U.S. and Australia markets, where 97.7% and 92.8% of revenue was generated in the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
Revenue by vintage	2024 $’000	% of Revenue	2023 $’000	% of Revenue	Change $’000	Change %
Mature	14,299	40.1%	18,028	54.9%	(3,729)	(20.7)%
2021	8,800	24.7%	8,563	26.1%	237	2.8%
2022	6,427	18.0%	4,567	13.9%	1,860	40.7%
2023	4,959	13.9%	1,708	5.2%	3,251	190.3%
2024	1,214	3.4%	-	-	1,214	-%
Total revenue	35,699	100.0%	32,866	100.0%	2,833	8.6%

The Company closely monitors revenue by vintage, the fiscal year in which a program has its first student intake. For example, if a program commences on July 1, 2023, it will be classified as an FY24 vintage. This helps in understanding the growth trajectory of programs as they evolve through the unit economic model. The model demonstrates how a program, over its lifecycle, transitions from an initial growth phase with significant investments and lower margins, to a maturity phase where efficiencies, stable revenues, and strategic improvements lead to a higher and more stable contribution margin. Keypath begins to earn revenue from a program only after the first student intake.

Vintages prior to 2021 (mature) declined, as expected, by $3.7 million in the three months ended March 31, 2024. This decline is attributable to several factors, including a decrease in enrollment in some of our non-Healthcare programs and the reallocation of capital towards our newer, more in-demand programs, primarily in the Healthcare vertical.

The 2021 and subsequent vintages continue to scale toward maturity and reflect the full benefit of the KeypathEDGE platform and are primarily focused in the Healthcare vertical in the U.S. as well as across all verticals in the APAC market.

	Three Months Ended March 31,
Revenue by vertical	2024 $’000	% of Revenue	2023 $’000	% of Revenue	Change $’000	Change %
Nursing	15,269	42.8%	12,458	37.9%	2,811	22.6%
Business	7,234	20.3%	6,984	21.2%	250	3.6%
Health & Social Services	6,525	18.3%	5,904	18.0%	621	10.5%
STEM	3,447	9.7%	4,434	13.5%	(987)	(22.3)%
Education	2,223	6.2%	2,365	7.2%	(142)	(6.0)%
Other	1,001	2.8%	721	2.2%	280	38.8%
Total revenue	35,699	100.0%	32,866	100.0%	2,833	8.6%

Healthcare includes the Nursing and the Health & Social Services verticals. For the three months ended March 31, 2024 Healthcare revenue was $21.8 million, 18.7% higher than for the three months ended March 31, 2023. As a percentage of total revenue, Healthcare was 61.0% in the three months ended March 31, 2024 compared to 55.9% in the three months ended March 31, 2023.

Partners and student enrollments have continued to grow

	Three Months Ended March 31,
	2024	2023	Change	Change %
Partners	40	43	(3)	(7.0)%
Course enrollments	38,580	35,940	2,640	7.3%
Revenue per enrollment ($)	925	914	11	1.2%

Operating expenses

	Three Months Ended March 31,
	2024 $’000	% of Revenue	2023 $’000	% of Revenue	Change $’000	Change %
Salaries and wages	19,062	53.4%	17,771	54.1%	1,291	7.3%
Direct marketing	12,461	34.9%	12,214	37.2%	247	2.0%
General and administrative	4,248	11.9%	4,050	12.3%	198	4.9%
Depreciation and amortization	1,527	4.3%	1,323	4.0%	204	15.4%
Stock-based compensation	751	2.1%	1,220	3.7%	(469)	(38.4)%
Total operating expenses	38,049	106.6%	36,578	111.3%	1,471	4.0%

Salaries and wages increased by $1.3 million, or 7.3%, to $19.1 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

To continue to focus our strategy and investment on where we can make the biggest impact with our unique competitive strengths, in FY23, we reduced our workforce by approximately 50 people and restructured our Canadian, U.K. and some U.S. operations. For the three months ended March 31, 2023, we recorded a $0.4 million one-time restructuring charge related to employee terminations, which is reflected in salaries and wages above.

Direct marketing increased by $0.2 million, or 2.0%, to $12.5 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

G&A increased by $0.2 million, or 4.9%, to $4.2 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

In FY23, after extensive review and analysis, the Company determined it was required to register shares of its Common Stock with the SEC under the U.S. Securities Exchange Act of 1934. In connection with the Company’s evaluation of such matters and taking of initial steps to affect the SEC registration, the Company incurred costs, including accounting and legal advice, of $0.7 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which is reflected in G&A expenses above.

SBC decreased by $0.5 million, or 38.4%, to $0.8 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Other expense

Other expense consists primarily of foreign currency exchange losses, which were $0.2 million and $0.4 million in for the three months ended March 31, 2024 and 2023, respectively.

Income tax expense

The Company recorded $0.0 million and $0.4 million income tax expense in the three months ended March 31, 2024 and 2023, respectively.

Nine months ended March 31, 2024 compared to the nine months ended March 31, 2023

Revenue

	Nine Months Ended March 31,
Revenue by region	2024 $’000	2023 $’000	Change $’000	Change %	Organic Growth	Foreign Exchange
Americas & Europe	59,376	50,545	8,831	17.5%	17.2%	0.2%
APAC	43,232	41,009	2,223	5.4%	8.9%	(3.4)%
Total revenue	102,608	91,554	11,054	12.1%	13.5%	(1.4)%

The Company earned revenue of $102.6 million in nine month ended March 31, 2024 compared to $91.6 million in the nine months ended March 31, 2023, an increase of 12.1%. On a constant currency basis, revenue increased by 13.5% when adjusted for unfavorable foreign exchange impacts of $1.3 million.

The Company’s revenues are primarily earned in the U.S. and Australia markets where 94.9% and 93.6% of revenue was generated in the nine months ended March 31, 2024 and 2023, respectively.

	Nine Months Ended March 31,
Revenue by vintage	2024 $’000	% of Revenue	2023 $’000	% of Revenue	Change $’000	Change %
Mature	45,247	44.1%	53,257	58.2%	(8,010)	(15.0)%
2021	24,519	23.9%	23,993	26.2%	526	2.2%
2022	17,948	17.5%	11,348	12.4%	6,600	58.2%
2023	12,467	12.2%	2,956	3.2%	9,511	321.8%
2024	2,427	2.4%	-	-%	2,427	-%
Total revenue	102,608	100.0%	91,554	100.0%	11,054	12.1%

Vintages prior to 2021 (mature) declined, as expected, by $8.0 million in the nine months ended March 31, 2024. This decline is attributable to several factors, including a decrease in enrollment in some of our non-Healthcare programs and the reallocation of capital towards our newer, more in-demand programs, primarily in the Healthcare vertical.

The 2021 and subsequent vintages continue to scale toward maturity and reflect the full benefit of the KeypathEDGE platform and are primarily focused in the Healthcare vertical in the U.S. as well as across all verticals in the APAC market.

	Nine Months Ended March 31,
Revenue by vertical	2024 $’000	% of Revenue	2023 $’000	% of Revenue	Change $’000	Change %
Nursing	41,750	40.7%	34,199	37.4%	7,551	22.1%
Business	20,167	19.7%	20,460	22.3%	(293)	(1.4)%
Health & Social Services	20,087	19.6%	15,505	16.9%	4,582	29.6%
STEM	11,066	10.8%	12,708	13.9%	(1,642)	(12.9)%
Education	6,915	6.7%	6,829	7.5%	86	1.3%
Other	2,623	2.6%	1,853	2.0%	770	41.6%
Total revenue	102,608	100.0%	91,554	100.0%	11,054	12.1%

Healthcare includes the Nursing and the Health & Social Services verticals. For the nine months ended March 31, 2024 Healthcare revenue was $61.8 million, 24.4% higher than for the nine months ended March 31, 2023. As a percentage of total revenue, Healthcare was 60.3% in the nine months ended March 31, 2024 compared to 54.3% in the nine months ended March 31, 2023.

Partners and student enrollments have continued to grow

	Nine Months Ended March 31,
	2024	2023	Change	Change %
Partners	40	43	(3)	(7.0)%
Course enrollments	86,332	81,699	4,633	5.7%
Revenue per enrollment ($)	1,189	1,121	68	6.1%

Operating expenses

	Nine Months Ended March 31,
	2024 $’000	% of Revenue	2023 $’000	% of Revenue	Change $’000	Change %
Salaries and wages	53,564	52.2%	54,326	59.3%	(762)	(1.4)%
Direct marketing	34,778	33.9%	34,770	38.0%	8	0.0%
General and administrative	13,620	13.3%	12,071	13.2%	1,549	12.8%
Depreciation and amortization	4,231	4.1%	4,062	4.4%	169	4.2%
Stock-based compensation	2,170	2.1%	3,103	3.4%	(933)	(30.1)%
Total operating expenses	108,363	105.6%	108,332	118.3%	31	0.0%

Salaries and wages decreased by $0.8 million, or 1.4%, to $53.6 million in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

Salaries and wages for the nine months ended March 31, 2023 include a $1.8 million Legacy LTIP Cash Awards expense. In FY23, holders of the Legacy LTIP Cash Awards received a cash payment of $2.0 million (per the Board’s approval of 50% of the maximum award) in full settlement of such awards.

To continue to focus our strategy and investment on where we can make the biggest impact with our unique competitive strengths, in FY23, we reduced our workforce by approximately 50 people and restructured our Canadian, U.K. and some U.S. operations. For the nine months ended March 31, 2023, we recorded a $0.4 million one-time restructuring charge related to employee terminations, which is reflected in salaries and wages above.

Direct marketing was flat at $34.8 million in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

G&A increased by $1.5 million, or 12.8%, to $13.6 million in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

In FY23, after extensive review and analysis, the Company determined it was required to register shares of its Common Stock with the SEC under the U.S. Securities Exchange Act of 1934. In connection with the Company’s evaluation of such matters and taking of initial steps to affect the SEC registration, the Company incurred costs, including accounting and legal advice, of $2.4 million and $0.1 million for the nine months ended March 31, 2024 and 2023, respectively, which is reflected in G&A expenses above.

SBC decreased by $0.9 million, or 30.1%, to $2.2 million in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

Other expense

Other expense consists primarily of foreign currency exchange losses, which were $0.4 million and $0.6 million in for the nine months ended March 31, 2024 and 2023, respectively.

Income tax expense

The Company recorded $1.2 million and $0.7 million income tax expense in the nine months ended March 31, 2024 and 2023, respectively, primarily related to estimated current income tax liability for our Australian operations, withholding taxes, minimum state income tax payments and book to tax temporary differences.

Financial Position

A summary of the financial position of the Company is provided below for the periods indicated:

	March 31, 2024 $’000	June 30, 2023 $’000
Cash	41,223	46,840
Accounts receivable and other current assets	12,074	13,179
Accounts payable and other current liabilities	(25,485)	(27,779)
Net working capital	27,812	32,240
Property and equipment, net	707	1,007
Goodwill	8,754	8,754
Intangible assets, net	8,611	7,589
Other non-current assets	3,311	4,938
Other non-current liabilities	(201)	(469)
Net assets	48,994	54,059

Liquidity and Capital Resources

Keypath’s balance sheet remains strong with cash and no debt at March 31, 2024 of $41.2 million compared to $46.8 million at June 30, 2023. The Company’s main use of cash is to support our growth strategy, fund our operations and working capital and our investment in the development of programs and other capital expenditure. We believe our existing cash along with cash flow from operations, will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2024 $’000	2023 $’000
Net cash from:
Operating activities	(849)	(16,286)
Investing activities	(4,404)	(3,954)
Financing activities	(50)	(1,929)
Effect of exchange rate changes on cash	(314)	(162)
Net change in cash	(5,617)	(22,331)

Seasonality

The Company’s business is subject to seasonality as revenue is affected by when programs start as determined by university partners. In the U.S, program starts are typically similar in all quarters except for the second (ending December 31st) quarter. All jurisdictions experience negligible levels of program starts during November and December due to closure of universities for the holiday period. In Australia, program starts are higher in the first and third quarters.

Operating Activities

Net cash used in operations in the nine months ended March 31, 2024 decreased to $0.8 million from $16.3 million in the nine months ended March 31, 2023, driven by stronger operational results and strong working capital management.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2024 increased to $4.4 million from $4.0 million in the nine months ended March 31, 2023, primarily representing the capitalized value of employee and contractor costs directly involved in the development of programs and capitalized software and website development costs.

Financing Activities

Net cash used in financing activities in the nine months ended March 31, 2024 was insignificant and $1.9 million in the nine months ended March 31, 2023, representing the amount of cash outflow to satisfy employees’ income tax withholding obligations as part of a net-share settlement of stock-based awards and employee stock repurchases.

Critical Accounting Policies and Estimates

As discussed in our Registration Statement on Form 10-12G, filed with the SEC on February 26, 2024, as amended, the preparation of the Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. There were no material changes from the information provided therein.

Recent Accounting Pronouncements

See Note 1, “Principal business activity and significant accounting policies” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for recently adopted accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of reporting company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Foreign Currency Exchange Risk

The USD is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 46.6% of our consolidated revenues for the nine months ended March 31, 2024. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD, may negatively affect our revenue and operating income as expressed in the USD. For the nine months ended March 31, 2024, a hypothetical 5% adverse change in the average annual foreign currency exchange rates would have decreased our consolidated revenues by approximately $2.3 million. In addition, the effect of exchange rate changes on cash as of March 31, 2024, was a decrease of $0.2 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the years ended June 30, 2023, 2022 and 2021, and as detailed in our Registration Statement on Form 10-12G, filed with the SEC on February 26, 2024, as amended, our disclosure controls and procedures were not effective as of March 31, 2024.

Notwithstanding the material weaknesses, management has concluded the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the audit of our financial statements for the fiscal years ended June 30, 2023, 2022 and 2021, a material weakness in our internal control over financial reporting was identified related to complex accounting transactions and attributed to a lack of sufficient technical accounting personnel to appropriately analyze, record, and disclose accounting matters for non-routine, non-recurring, complex accounting transactions.

The consolidated financial statements that have been previously filed with the ASX or otherwise reported for those periods are superseded by the information in the Registration Statement on Form 10-12G, filed with the SEC on February 26, 2024 as amended,. Unless otherwise stated, all financial and accounting information contained in this Form 10-Q has been revised to reflect the revised presentation.

In FY21, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business and to help the Company adapt to being a public company in Australia following the IPO, including, but not limited to, by hiring new accounting and finance staff and engaging outside accounting and finance experts to perform non-routine analyses. The Company plans to continue to engage external resources in order to address the material weakness as well as provide guidance in connection with future non-routine, complex transactions, if any. Since the material weakness was identified, the Company has changed its monthly process for closing its accounting records to involve additional detailed reporting from relevant individuals, specifically including inquiries regarding any non-routine, complex transactions. If any non-routine, complex transactions are identified, we will engage with external resources to analyze the appropriate accounting treatment of those transactions. At the appropriate time, we expect to review and consider whether any additional actions will be required to address this material weakness and whether any additional procedures and controls may need to be updated. We expect to have completed our remediation efforts by December 31, 2024.

While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the changes intended to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See the Notes to Unaudited Condensed Consolidated Financial Statements - Note 8 - Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

CFO Resignation

Peter Vlerick tendered his resignation from his position as our Chief Financial Officer on March 8, 2024 (after close of the ASX), which was effective on May 3, 2024. The Company has commenced a search for a new Chief Financial Officer. Inna Nisenbaum, our Vice President and Controller, has been appointed as our Interim Chief Accounting Officer.

Insider Trading Arrangements and Policies

During the three-months ended March 31, 2024, none of the Company’s directors or officers entered into, adopted, modified or terminated contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted non-Rule 10b5-1 trading arrangements (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the General Form for Registration of Securities on Form 10 of the Company filed on February 26, 2024).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the General Form for Registration of Securities on Form 10 of the Company filed on February 26, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYPATH EDUCATION INTERNATIONAL, INC.

Date: May 23, 2024	By:	/s/ Steve Fireng
		Name:	Steve Fireng
		Title:	Global Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2024	By:	/s/ Inna Nisenbaum
		Name:	Inna Nisenbaum
		Title:	Interim Chief Accounting Officer (Principal Financial Officer)